Form 10-Q
period 1994-04-30
BAROID CORPORATION /DE
filed 1994-06-14
CIK 867516

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


    (Mark One)
    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the quarterly period ended April 30, 1994.

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    Commission file number 1-10624



                            Baroid Corporation
          (Exact Name of Registrant as Specified in its Charter)



               Delaware                                 76-0319642
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                Identification No.)



     2001 Ross Avenue, Dallas, Texas                         75201
    (Address of Principal Executive Offices)            (Zip Code)

                              (214) 740-6000
           (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months, and (2) has been subject to such filing requirements within the
    past 90 days.   Yes  X      No


    On January 21, 1994, Baroid Corporation merged into a wholly-owned subsidiary of Dresser Industries, Inc. ("Dresser"). Pursuant to meeting the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q, Baroid is filing this Form 10-Q with the reduced disclosure format permitted in General Instruction (H)(2) of Form 10-Q.

                    BAROID CORPORATION AND SUBSIDIARIES

                                   INDEX




                                                               Page(s)

    PART I.     FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets - April 30, 1994
                 and October 31, 1993                          3-4

                Consolidated Statements of Income -
                 Three months and six months ended
                 April 30, 1994 and 1993                         5

                Consolidated Statement of
                 Stockholder's Equity - Six
                 months ended April 30, 1994                     6

                Consolidated Statements of Cash Flows -
                 Six months ended April 30, 1994 and 1993        7

                Notes to Consolidated Financial Statements    8-11

      Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations.                                 12

    PART II.    OTHER INFORMATION

      Item 1.   Legal Proceedings.                              13

      Item 6.   Exhibits and Reports on Form 8-K.               14

                    BAROID CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                (Unaudited)

                  ASSETS                       April 30,  October 31,
                                                 1994        1993*
                                                    (In thousands)
    Current assets:
      Cash                                      $ 27,936     $ 33,678
      Accounts and notes receivable              209,862      208,516
      Inventories                                146,367      135,887
      Prepaid expenses                            13,735       10,355

          Total current assets                   397,900      388,436

    Other assets:
      Investment in joint ventures                34,246       34,537
      Goodwill                                    52,014       48,800
      Other                                       14,073       20,033

          Total other assets                     100,333      103,370

    Property and equipment:
      Land                                        39,290       53,111
      Buildings                                   78,816       81,079
      Machinery and equipment                    491,326      460,763
      Construction in progress                     6,398        8,771

                                                 615,830      603,724
      Less accumulated depreciation
             and amortization                  (355,849)      348,429

          Net property and equipment             259,981      255,295

                                                $758,214     $747,101

                    BAROID CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                (Unaudited)



                      April 30,              October 31,
                                                 1994        1993*
                                                    (In thousands)

       LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
      Notes payable                             $ 24,750     $ 60,484
      Current maturities of long-term debt           706       15,469
      Payable to Dresser Industries, Inc.         82,679         -
      Accounts payable                           100,296       98,066
      Accrued liabilities                         82,835       96,686
      Income taxes                                 2,961        1,384

          Total current liabilities              294,227      272,089

    Noncurrent liabilities:
      Long-term debt                             151,656      178,364
      Deferred income taxes                       18,234       18,309
      Other                                        2,775        4,513

          Total noncurrent liabilities           172,665      201,186

    Minority interest                              1,859        3,599

    Stockholder's equity:
      Common stock        -                         -
      Additional paid-in capital                 319,682      316,163
      Currency translation adjustments          (43,837)     (42,316)
      Retained earnings (deficit)                 13,618      (3,620)

          Total stockholder's equity             289,463      270,227

                                                $758,214     $747,101


    * Restated.

    See accompanying notes to consolidated financial statements.

                    BAROID CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                     Three months ended
                                         April 30,
                              1994      1993     1994      1993
                                       (In thousands)
    Revenues and other income:
      Net sales             $211,755  $184,981 $437,012  $379,562
      Equity in earnings
         of joint ventures       770       445    1,463     1,741
      Other, net               2,490     3,033    7,072     8,030

                             215,015   188,459  445,547   389,333
    Costs and expenses:
      Cost of sales          163,492   141,690  326,200   293,639
      Selling, general
         and administrative   38,259    35,159    78,28   272,383
      Interest                 4,450     3,703    8,726     7,498

                             206,201   180,552  413,208   373,520

      Income before income
         taxes and minority
         interest              8,814     7,907   32,339    15,813

    Provision for income
      taxes                    3,261     2,178   11,965     5,297

      Income before
         minority interest     5,553     5,729   20,374    10,516

    Minority interest          (435)        64  (1,505)       496

        Net income          $  5,988  $  5,665 $ 21,879  $ 10,020

    See accompanying notes to consolidated financial statements.

                    BAROID CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                (Unaudited)



                         Additional  Currency   Retained      Total
                 Common  paid-in   translation  earnings  stockholder's
                  stock  capital   adjustments  (deficit)    equity
                                  (In thousands)

    Balance at
      October 31,
      1993           $-  $316,163  $(42,316)    $(3,620)   $270,227

    Net income        -         -          -      21,879     21,879

    Dividends         -         -          -     (4,641)    (4,641)

    Currency
      translation
      adjustments     -         -    (1,521)           -    (1,521)

    Other             -     3,519          -           -      3,519

    Balance at
      April 30,
      1994        $   -  $319,682  $(43,837)     $13,618   $289,463

    See accompanying notes to consolidated financial statements.

                    BAROID CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                   Six Months ended
                                                      April 30,
                                                  1994         1993
                                                    (In thousands)
    Cash flows from operating activities:
      Net income                                $ 22,389    $  10,020
      Adjustments:
         Depreciation and amortization            25,171       23,738
         Deferred income taxes                     (682)        (346)
         Minority interest                       (1,505)          496
         Undistributed earnings of
           joint ventures, net                     3,098        2,541
         Advances from
           Dresser Industries, Inc.               82,679         -
      Change in assets and
         liabilities, net                       (20,605)     (37,664)

           Total adjustments                      88,156     (11,235)

          Net cash provided (used) by
          operating activities                   110,545      (1,215)

    Cash flows from investing activities:
      Capital expenditures                      (36,810)     (19,634)
      Acquisition of business units                  158      (7,215)
      Other, net                                    -           3,074

         Net cash used by investing
           activities                           (36,652)     (23,775)

    Cash flows from financing activities:
      Notes payable and long-term debt:
         Additions                                53,714      215,789

         Principal payments                    (131,435)    (182,983)
      Dividends paid                             (4,641)      (8,361)
      Other, net                                   3,600          254
         Net cash provided (used) by
           financing activities                 (78,762)       24,699

    Cash:
      Net decrease from operating, investing
         and financing activities                (4,869)        (291)
      Net change due to currency translation       (873)        (261)
      Balance at beginning of period              33,678       21,322

      Balance at end of period                  $ 27,936    $  20,770

    Supplemental disclosures:
      Cash paid for:
         Interest                               $  8,750    $  10,739
         Income taxes                           $ 10,463    $  10,499

                    BAROID CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Note 1 - Basis of presentation:

        The consolidated balance sheet at April 30, 1994 and the consolidated statements of income, cash flows and stockholder's equity for the interim periods ended April 30, 1994 and 1993, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.
    The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

        On January 21, 1994, Baroid merged into BCD Acquisition
    Corporation ("BCD"), a wholly-owned subsidiary of Dresser
    Industries, Inc. ("Dresser").

        Pursuant to the merger, Baroid's Amended and Restated Certificate of Incorporation was further amended to authorize the issuance of 1,000 shares of common stock, par value $0.01 per share. 100 shares were issued pursuant to the merger. The financial statements for all periods presented were restated to give effect to Baroid's new capital structure.

        On March 30, 1994, the Company changed the end of its fiscal year from December 31 to October 31.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1993.

    Note 2 - Acquisition activities:

        On January 29, 1993, Baroid issued 17,718,550 shares of its common stock in exchange for all of the outstanding common stock of Sub Sea. Sub Sea operates in the offshore services segment of the oil and gas industry. Sub Sea provides diving services, engineering and unmanned, remotely operated underwater vehicles to inspect, construct, maintain and repair offshore drilling rigs and platforms, underwater pipelines and other offshore oil and gas facilities. Sub Sea also owns and operates marine equipment which performs pipeline installation, burial and inspection, and maintenance and repair work on platforms.


        The acquisition of Sub Sea has been accounted for as a pooling of interests. Financial statements for periods ended
    April 30, 1993 reflect the results of operations of the combined companies as if the combination had occurred on November 1, 1992.


        In January 1993, the Company acquired the assets of a survey business for the offshore services segment for $3.6 million and the assets of an industrial barite business for the drilling fluids segment for $3.6 million.

        In July 1993, the Company acquired the bentonite mining operations of Tremont Corporation for $20.4 million. Bentonite is a clay often used in drilling fluids, as well as other application s.

    Note 3 - Business segments:

                        Three months ended     Six months ended
                            April 30,               April 30,
                           1994      1993       1994        1993
                                     (In thousands)

    Net sales:
      Drilling fluids  $ 86,423    $ 80,496   $183,703    $172,552
      Drilling services
          and products   83,247      74,742    176,856     149,561
      Offshore services  42,085      29,743     76,453      57,449

                       $211,755    $184,981   $437,012    $379,562

   Operating income:
      Drilling fluids  $  7,637    $  6,251   $ 19,822    $ 14,969
      Drilling services
          and products    6,160       4,464     18,344       8,199
      Offshore services     407       1,574      3,750       3,344

          Total operating
          income         14,204      12,289     41,916      26,512

   General corporate, net (940)       (679)      (851)     (3,201)
   Interest expense     (4,450)     (3,703)    (8,726)     (7,498)

                       $  8,814    $  7,907   $ 32,339    $ 15,813

    Note 4  - Inventories:
                                     April 30,      December 31,
                                       1994             1993
                                          (In thousands)

    Raw materials                     $ 31,238          $ 26,169
    Work in process                      3,738             3,702
    Finished products                  105,453           103,602
    Supplies                             5,938             5,644

                                      $146,367          $139,117

    Note 5  - Investment in joint ventures:

       Summarized results of operations of joint ventures is presented below.

                                       Three months ended
                                           April 30,
                          1994        1993        1994        1993
                                        (In thousands)

    Net sales            $28,547     $30,532     $60,710     $61,147
    Operating income       2,415       2,343       4,285       6,349
    Net income             2,305       1,510       4,530       5,397

    The Company's
      equity in earnings     770         445       1,463       1,741

    Note 6 - Long-term debt:

                                          April 30,  December 31,
                                            1994         1993
                                               (In thousands)

    Senior Notes                           $149,094      $149,060
    Bank Credit Facility                       -           26,000
    Canadian Credit Facility                   -            6,795
    Revolving credit facilities                -            7,404
    Other                                     3,268         6,488

                                            152,362       195,747
    Less current maturities                     706        12,679

                                           $151,656      $183,068

        In April 1993, the Company completed a public offering for the sale of $150 million principal amount of 8% Senior Notes Due 2003 (the "Senior Notes"). The net proceeds of the offering were approximately $146 million and were used to repay a portion of the outstanding borrowings under its $250 million credit facility (the "Bank Credit Facility"). Interest is payable semiannually in April and October with principal due April 2003.

        The Senior Notes contain certain covenants that restrict certain types of transactions between Baroid and Dresser and between Baroid and other parties. On February 17, 1994, Baroid gave notice to the holders of the Notes of the holder's right to require the Company to purchase all or any portion of the holder's Notes for a cash purchase price equal to 101% of the principal amount plus accrued and unpaid interest. No holder exercised such option. Dresser currently intends to propose, to the holders of the Notes, certain amendments to the Indenture whereby Dresser will fully and unconditionally guarantee payment of principal and interest on the Notes in return for modifications to make the covenants similar to those applicable to Dresser's 6.25% Notes.

        In May 1993, the Company entered into interest rate swap agreements which effectively exchanged the fixed rate Senior Notes into variable interest rates on a total notional principal amount of $150 million over the three-year term of the agreements. Under the terms of these agreements, the Company will receive a fixed annual rate of 4.9%, and pay six month LIBOR adjusted semi-annually. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

        Advances from Dresser during the periods from January 21 to April 30, 1994 were used to reduce long-term debt. The Bank
    Credit Facility was terminated by the Company in January 1994.

    Note 7 - Commitments and Contingencies:

        For descriptions of certain legal proceedings and other contingencies related to the Company, reference is made to (i)
    Part II, Item 1 -- "Legal Proceedings" of this report and (ii)
    Note 17 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

    Item 2. Management's Discussion and Analysis of Financial Conditi on and Results of Operations.

        Pursuant to meeting the conditions set forth in General
    Instructions H(1)(a) and (b) of Form 10-Q, this Item has been omitted as permitted by General Instructions H(2)(a) of Form 10-Q.

        This omission is permitted provided that management provides a narrative analysis of the results of operations explaining the reasons for material changes between the current year-to-date period and the corresponding period of the preceding year.

    Drilling Fluids

        North American sales increased significantly in 1994, primarily due to much higher drilling activity in the Gulf of Mexico. Higher drilling activity also contributed to pricing improvements.

        International operations decreased in 1994 due primarily to a weakening of the markets in western Africa and certain non-recurring sales made in the Middle East in 1993. European earnings were slightly improved in 1994 as the result of more widespread use of Petrofree.

        The 1994 results also include the bentonite mining business acquired in 1993. See Note 2 to the Consolidated Financial
    Statements.

    Drilling Services and Products

        Sperry-Sun also benefited from increased drilling activity, particularly in the Gulf of Mexico and Canada, which also resulted in improved prices.

        DBS revenues were down slightly in 1994 compared to 1993, but costs were slightly higher due to issues associated with the divestiture of certain assets pursuant to a U.S. Department of Justice decree. The combination of these two factors resulted in a significant decrease in DBS earnings comparing 1994 to 1993.

    Offshore Services

        Revenues increased substantially as the result of additional services provided in Australia in 1994. Earnings were negatively impacted in 1994 by higher than anticipated job costs and increased engineering and operational staff expenses both in the United States and North Sea.

    Other

        Although the Company's operating results in the first half were quite strong relative to prior-year performance, current international exploration and drilling activity is slow due to the significant oil price volatility in recent months, and the uncertain oil price outlook. This could affect the performance of the business segments in upcoming quarters.

        Corporate expenses are reduced in 1994 due to a sales tax refund which was received during the period.


        Interest expense is higher in 1994 compared to 1993 primarily due to the incremental effects of the Senior Notes, which were sold in April 1993. See Note 6 to the Consolidated Financial
    Statements.

                        PART II.  OTHER INFORMATION


    Item 1.  Legal Proceedings.

        Reference is made to Note 17 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 for a description of certain legal proceedings.


    Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

             None.

        (b)  Reports on Form 8-K:

             A report dated March 30, 1994 was filed for Item 8.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BAROID CORPORATION
                                   (Registrant)






    Date:  June 13, 1994           By/s/ George H. Juetten
                                   George H. Juetten
                                   Vice President - Controller
                                   (Principal Accounting Officer)