Form 10-Q/A
period 1994-04-30
BAROID CORPORATION /DE
filed 1994-06-15
CIK 867516

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q/A

                                AMENDMENT NO. 1
                                      TO
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

                    BAROID CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                (Unaudited)

                  ASSETS                       April 30,  October 31,
                                                 1994        1993*
                                                    (In thousands)
    Current assets:
      Cash                                      $ 27,936     $ 33,678
      Accounts and notes receivable              209,862      208,516
      Inventories                                146,367      135,887
      Prepaid expenses                            13,735       10,355

          Total current assets                   397,900      388,436

    Other assets:
      Investment in joint ventures                34,246       34,537
      Goodwill                                    52,014       48,800
      Other                                       14,073       20,033

          Total other assets                     100,333      103,370

    Property and equipment:
      Land                                        39,290       53,111
      Buildings                                   78,816       81,079
      Machinery and equipment                    491,326      460,763
      Construction in progress                     6,398        8,771

                                                 615,830      603,724
      Less accumulated depreciation
             and amortization                    355,849      348,429

          Net property and equipment             259,981      255,295

                                                $758,214     $747,101

                    BAROID CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                (Unaudited)



                                              April 30,  October 31,
                                                 1994        1993*
                                                    (In thousands)

       LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
      Notes payable                             $ 24,750     $ 60,484
      Current maturities of long-term debt           706       15,469
      Payable to Dresser Industries, Inc.         82,679         -
      Accounts payable                           100,296       98,066
      Accrued liabilities                         82,835       96,686
      Income taxes                                 2,961        1,384

          Total current liabilities              294,227      272,089

    Noncurrent liabilities:
      Long-term debt                             151,656      178,364
      Deferred income taxes                       18,234       18,309
      Other                                        2,775        4,513

          Total noncurrent liabilities           172,665      201,186

    Minority interest                              1,859        3,599

    Stockholder's equity:
      Common stock        -                         -
      Additional paid-in capital                 319,682      316,163
      Currency translation adjustments          (43,837)     (42,316)
      Retained earnings (deficit)                 13,618      (3,620)






          Total stockholder's equity             289,463      270,227

                                                $758,214     $747,101


    * Restated.

    See accompanying notes to consolidated financial statements.






                    BAROID CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                           Three months ended   Six months ended
                                April 30,           April 30,
                              1994      1993     1994      1993
                                       (In thousands)
    Revenues and other income:
      Net sales             $211,755  $184,981 $437,012  $379,562
      Equity in earnings
         of joint ventures       770       445    1,463     1,741
      Other, net               2,490     3,033    7,072     8,030

                             215,015   188,459  445,547   389,333
    Costs and expenses:
      Cost of sales          163,492   141,690  326,200   293,639
      Selling, general
         and administrative   38,259    35,159   78,282    72,383
      Interest                 4,450     3,703    8,726     7,498

                             206,201   180,552  413,208   373,520

      Income before income
         taxes and minority
         interest              8,814     7,907   32,339    15,813

    Provision for income
      taxes                    3,261     2,178   11,965     5,297

      Income before
         minority interest     5,553     5,729   20,374    10,516

    Minority interest          (435)        64  (1,505)       496

        Net income          $  5,988  $  5,665 $ 21,879  $ 10,020

    See accompanying notes to consolidated financial statements.






                    BAROID CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                (Unaudited)



                         Additional  Currency   Retained      Total
                 Common  paid-in   translation  earnings  stockholder's
                  stock  capital   adjustments  (deficit)    equity
                                  (In thousands)

    Balance at
      October 31,
      1993       $    -  $316,163  $(42,316)    $(3,620)   $270,227

    Net income        -         -          -      21,879     21,879

    Dividends         -         -          -     (4,641)    (4,641)

    Currency
      translation
      adjustments     -         -    (1,521)           -    (1,521)

    Other             -     3,519          -           -      3,519

    Balance at
      April 30,
      1994        $   -  $319,682  $(43,837)     $13,618   $289,463

    See accompanying notes to consolidated financial statements.






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

        In July 1993, the Company acquired the bentonite mining operations of Tremont Corporation for $20.4 million. Bentonite is a clay often used in drilling fluids, as well as other applications.

    Note 3 - Business segments:

                        Three months ended     Six months ended
                            April 30,               April 30,
                           1994      1993       1994        1993
                                     (In thousands)

    Net sales:
      Drilling fluids  $ 86,423    $ 80,496   $183,703    $172,552
      Drilling services
          and products   83,247      74,742    176,856     149,561
      Offshore services  42,085      29,743     76,453      57,449

                       $211,755    $184,981   $437,012    $379,562

   Operating income:
      Drilling fluids  $  7,637    $  6,251   $ 19,822    $ 14,969
      Drilling services
          and products    6,160       4,464     18,344       8,199
      Offshore services     407       1,574      3,750       3,344

          Total operating
          income         14,204      12,289     41,916      26,512

   General corporate, net (940)       (679)      (851)     (3,201)
   Interest expense     (4,450)     (3,703)    (8,726)     (7,498)

                       $  8,814    $  7,907   $ 32,339    $ 15,813

    Note 4  - Inventories:
                                     April 30,      October 31,
                                       1994             1993
                                          (In thousands)

    Raw materials                     $ 31,238          $ 29,563
    Work in process                      3,738             4,204
    Finished products                  105,453            96,596
    Supplies                             5,938             5,524

                                      $146,367          $135,887


    Note 5  - Investment in joint ventures:

       Summarized results of operations of joint ventures is presented below.

                        Three months ended       Six months ended
                             April 30,               April 30,
                          1994        1993        1994        1993
                                        (In thousands)

    Net sales            $28,547     $30,532     $60,710     $61,147
    Operating income       2,415       2,343       4,285       6,349
    Net income             2,305       1,510       4,530       5,397

    The Company's
      equity in earnings     770         445       1,463       1,741

    Note 6 - Long-term debt:

                                          April 30,    October 31,
                                            1994          1993
                                               (In thousands)

    Senior Notes                           $149,094      $149,043
    Bank Credit Facility                       -           21,000
    Canadian Credit Facility                   -            6,903
    Revolving credit facilities                -           10,215
    Other                                     3,268         6,672

                                            152,362       193,833
    Less current maturities                     706        15,469

                                           $151,656      $178,364

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

        DBS revenues were down slightly in 1994 compared to 1993, but costs were slightly higher due to issues associated with the divestiture of certain assets pursuant to a U.S. Department of Justice decree. The combination of these two factors resulted in






    a significant decrease in DBS earnings comparing 1994 to 1993.

    Offshore Services

        Revenues increased substantially as the result of additional services provided in Australia in 1994. Earnings were negatively impacted in 1994 by higher than anticipated job costs and by increased engineering and operational staff expenses both in the United
    States and the North Sea.

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



                                   BAROID CORPORATION
                                   (Registrant)






    Date:  June 15, 1994           By: /s/ George H. Juetten
                                   George H. Juetten
                                   Vice President
                                   (Principal Accounting Officer)